Form 10-K
period 2016-12-31
COMM 2015-LC19 Mortgage Trust
filed 2017-03-21
CIK 1628112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-193376-15

Central Index Key Number of the issuing entity: 0001628112

COMM 2015-LC19 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Center Phase II Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date.  The Gateway Center Phase II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Gateway Center Phase II Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2014-CCRE20 Mortgage Trust transaction, Commission File Number 333-193376-12 (the “COMM 2014-CCRE20 Transaction”). This loan combination, including the Gateway Center Phase II Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One Memorial Mortgage Loan, which constituted approximately 10.1% of the asset pool of the issuing entity as of its cut-off date.  The One Memorial Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One Memorial Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2014-CCRE21 Mortgage Trust transaction, Commission File Number 333-193376-14 (the “COMM 2014-CCRE21 Transaction”). This loan combination, including the One Memorial Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE21 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2014-CCRE21 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-CCRE21 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Walgreens Portfolio Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date.  The Walgreens Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Walgreens Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Walgreens Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Walgreens Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2015-LC20 transaction, Commission File Number 333-195164-06 (the “WFCMT 2015-LC20 Transaction”).  After the closing of the WFCMT 2015-LC20 Transaction on March 31, 2015, this loan combination, including the Walgreens Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCMT 2015-LC20 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wilmington Trust, National Association acts as trustee of the Gateway Center Phase II Mortgage Loan and the Walgreens Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction and the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Gateway Center Phase II Mortgage Loan and the Walgreens Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Gateway Center Phase II Mortgage Loan and the Walgreens Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Walgreens Portfolio Mortgage Loan and the Gateway Center Phase II Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC  as special servicer of the Walgreens Portfolio Mortgage Loan and TriMont Real Estate Advisors, Inc. as trust advisor of the Walgreens Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC  as special servicer of the Walgreens Portfolio Mortgage Loan and Torchlight Loan Services, LLC as special servicer of the Gateway Center Phase II Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The One Memorial Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on February 3, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,622,469.00 for the twelve- month period ended December 31, 2016.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Walgreens Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-LC20 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-LC20 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of February 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on April 1, 2015 under Commission File No. 333-193376-15 and incorporated by reference herein).

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

4.4 Pooling and Servicing Agreement, dated as of March 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, TriMont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, Tax Administrator and Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 13, 2015 under Commission File No. 333-193376-15 and incorporated by reference herein).

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
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 KeyBank National Association, as Primary Servicer
33.7 Berkeley Point Capital LLC, as Primary Servicer
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
33.9 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
33.10 Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.4)
33.13 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
33.15 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 33.1)
33.17 LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the One Memorial Mortgage Loan (see Exhibit 33.4)
33.20 Park Bridge Lender Services LLC, as Operating Advisor of the One Memorial Mortgage Loan (see Exhibit 33.5)
33.21 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.8)
33.22 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.23 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.4)
33.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.14)
33.28 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.15)

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
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 KeyBank National Association, as Primary Servicer
34.7 Berkeley Point Capital LLC, as Primary Servicer
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
34.9 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
34.10 Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.4)
34.13 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
34.15 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 34.1)
34.17 LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the One Memorial Mortgage Loan (see Exhibit 34.4)
34.20 Park Bridge Lender Services LLC, as Operating Advisor of the One Memorial Mortgage Loan (see Exhibit 34.5)
34.21 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.8)
34.22 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.23 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.4)
34.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.14)
34.28 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.15)

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
35.4 KeyBank National Association, as Primary Servicer
35.5 Berkeley Point Capital LLC, as Primary Servicer
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
35.7 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan
35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 35.1)
35.10 LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One Memorial Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
35.13 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan

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
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 20, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of February 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on April 1, 2015 under Commission File No. 333-193376-15 and incorporated by reference herein).

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

4.4 Pooling and Servicing Agreement, dated as of March 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, TriMont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, Tax Administrator and Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 13, 2015 under Commission File No. 333-193376-15 and incorporated by reference herein).

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
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 KeyBank National Association, as Primary Servicer
33.7 Berkeley Point Capital LLC, as Primary Servicer
33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
33.9 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
33.10 Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.4)
33.13 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
33.15 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 33.1)
33.17 LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the One Memorial Mortgage Loan (see Exhibit 33.4)
33.20 Park Bridge Lender Services LLC, as Operating Advisor of the One Memorial Mortgage Loan (see Exhibit 33.5)
33.21 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.8)
33.22 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.23 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.4)
33.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.14)
33.28 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.15)

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
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 KeyBank National Association, as Primary Servicer
34.7 Berkeley Point Capital LLC, as Primary Servicer
34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
34.9 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
34.10 Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.4)
34.13 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
34.15 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 34.1)
34.17 LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the One Memorial Mortgage Loan (see Exhibit 34.4)
34.20 Park Bridge Lender Services LLC, as Operating Advisor of the One Memorial Mortgage Loan (see Exhibit 34.5)
34.21 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.8)
34.22 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.23 Wilmington Trust, National Association, as Trustee of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.4)
34.26 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.14)
34.28 National Tax Search, LLC, as Servicing Function Participant of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.15)

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
35.4 KeyBank National Association, as Primary Servicer
35.5 Berkeley Point Capital LLC, as Primary Servicer
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
35.7 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan
35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 35.1)
35.10 LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One Memorial Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan
35.13 Rialto Capital Advisors, LLC, as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Walgreens Portfolio Mortgage Loan

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