Form 10-K
period 2018-12-31
COMM 2015-LC19 Mortgage Trust
filed 2019-03-25
CIK 1628112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K servicer compliance statements for Berkeley Point Capital LLC d/b/a Newmark Knight Frank pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark Knight Frank is servicing less than 5% of the pool assets, assessments of compliance with applicable servicing criteria and accountant’s attestation reports pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestations made in the servicer compliance statements required by Item 1123 relate to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark Knight Frank under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The One Memorial Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on February 3, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $13,180,109 for the twelve- month period ended December 31, 2018.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.7         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

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

33.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Custodian of the One Memorial Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the One Memorial Mortgage Loan (see Exhibit 33.5)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (see Exhibit 33.8)

33.22       Rialto Capital Advisors, LLC , as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.7         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

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

34.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Custodian of the One Memorial Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the One Memorial Mortgage Loan (see Exhibit 34.5)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan (see Exhibit 34.8)

34.22       Rialto Capital Advisors, LLC , as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.5         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

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

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Memorial Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the One Memorial Mortgage Loan

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the One Memorial Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Walgreens Portfolio Mortgage Loan

35.13       Rialto Capital Advisors, LLC , as Special Servicer of the Walgreens Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2019

/s/ Natalie Grainger

Natalie Grainger, Director

(senior officer in charge of securitization of the depositor)

Date: March 22, 2019