Form 10-K
period 2025-12-31
COMM 2015-LC19 Mortgage Trust
filed 2026-03-12
CIK 1628112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The Gateway Center Phase II Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The One Memorial Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Walgreens Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on February 3, 2015 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4              Pooling and Servicing Agreement, dated as of February 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on April 1, 2015 under Commission File No. 333-193376-15 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to February 18, 2025 (or July 31, 2025 with respect to the 56-15 Northern Boulevard Mortgage Loan) (see Exhibit 33.1)

33.3         Torchlight Loan Services, LLC, as Special Servicer on and after February 18, 2025 (or July 31, 2025 with respect to the 56-15 Northern Boulevard Mortgage Loan)

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer

33.8         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to February 18, 2025 (or July 31, 2025 with respect to the 56-15 Northern Boulevard Mortgage Loan) (see Exhibit 34.1)

34.3         Torchlight Loan Services, LLC, as Special Servicer on and after February 18, 2025 (or July 31, 2025 with respect to the 56-15 Northern Boulevard Mortgage Loan)

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer

34.8         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to February 18, 2025 (or July 31, 2025 with respect to the 56-15 Northern Boulevard Mortgage Loan) (see Exhibit 35.1)

35.3         Torchlight Loan Services, LLC, as Special Servicer on and after February 18, 2025 (or July 31, 2025 with respect to the 56-15 Northern Boulevard Mortgage Loan)

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer

35.6         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

Date: March 12, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 12, 2026